Form 10-K/A
period 2006-12-31
GSAA Home Equity Trust 2006-9
filed 2008-06-02
CIK 1363129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. Not Applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

       Large accelerated filer   [ ]
       Accelerated filer         [ ]
       Non-accelerated filer [X] (Do not check if a smaller reporting company) Smaller reporting company [ ]

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


                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K/A (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy information statement; and, (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders
for fiscal year ended date December 24, 1980).     Not Applicable.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable.

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         Not Applicable.

Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

    On or about March 11, 2008, Avelo provided the Registrant with a revised management's assessment of compliance with servicing criteria set forth in
    Item 1122(d) of Regulation AB (the "Revised Assessment"). This Revised Assessment is attached as Exhibit 33.8 to this report.

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

National City Mortgage Co., as Servicer, identified the following material instances of noncompliance with the servicing criteria set forth in Item 1122(d) of Regulation AB as of and for the year ended December 31, 2006:

     There were 29 possible instances where National City Mortgage Co. did not prepare default loan data reports for the master servicer within the timeframes set forth in the transaction agreements as required in section 1122(d)(3)(i)(A).

Assurant, Inc. has identified the following instances of noncompliance:

     Assurant, Inc. previously excluded the applicable servicing criteria set forth in 1122 (d)(4)(xii) from the scope of its assessment of compliance. Assurant, Inc. has now assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has identified a material instance of noncompliance with that servicing criterion. Specifically, Assurant, Inc. did not have, during the Reporting Period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with 1122(d)(4)(xii). Accordingly, Assurant, Inc. has restated its previous assessment for the Reporting Period, which excluded evaluation of the criterion, to include the criterion and reflect the material noncompliance as a result of its assessment.

     On or about March 11, 2008, Assurant, Inc. provided the Registrant with a management's assessment of compliance with servicing criteria set forth in Item 1122(d) of Regulation AB and a registered public accounting firm assessment as set forth in Item 1122(b) of Regulation AB (the "Assurant Reports"). The Assurant Reports are attached as Exhibit 33.12 and
     Exhibit 34.12, respectively, to this report.


Item 1123 of Regulation AB, Servicer Compliance Statement

        See Exhibit 35.

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

    (1)  Not Applicable.

    (2)  Not Applicable.

    (3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index

(b) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:     /s/ Michelle Gill
       -------------------------------------
Name:  Michelle Gill, Vice President
       (senior officer in charge of securitization of the depositor)

Date:  May 30, 2008

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

33.8 Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Avelo Mortgage, L.L.C., as Servicer

33.9 Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Countrywide Home Loans Servicing LP, as Servicer

33.10 Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of GreenPoint Mortgage Funding, Inc., as Servicer

33.11 Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of National City Mortgage Co., as Servicer

33.12 Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Assurant, Inc., as Vendor for Avelo Mortgage, L.L.C., as Servicer

33.13 Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006 of Regulus Group, LLC, as Vendor for National City Mortgage Co.

34.1 Attestation Report of Independent Registered Public Accounting Firm for The Bank of New York Trust Company, N.A.

34.2 Attestation Report of Independent Registered Public Accounting Firm for JPMorgan Chase Bank, N.A.

34.3 Attestation Report of Independent Registered Public Accounting Firm for Deutsche Bank National Trust Co., as Custodian

34.4 Attestation Report of Independent Registered Public Accounting Firm for JPMorgan Chase Bank, N.A., as Custodian

34.5 Attestation Report of Independent Registered Public Accounting Firm for U.S. Bank National Association, as Custodian

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

34.8 Attestation Report of Independent Registered Public Accounting Firm for Avelo Mortgage, L.L.C., as Servicer

34.9 Attestation Report of Independent Registered Public Accounting Firm for Countrywide Home Loans Servicing LP, as Servicer

34.10 Attestation Report of Independent Registered Public Accounting Firm for GreenPoint Mortgage Funding, Inc., as Servicer

34.11 Attestation Report of Independent Registered Public Accounting Firm for National City Mortgage Co., as Servicer

34.12 Attestation Report of Independent Registered Public Accounting Firm for Assurant, Inc., as Vendor for Avelo Mortgage, L.L.C., as Servicer

34.13 Attestation Report of Independent Registered Public Accounting Firm for Regulus Group LLC, as Vendor for National City Mortgage Co.

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